Form 10-K
period 1996-12-31
AMRESCO RESIDENTIAL SECURITIES CORP MORT LOAN TRUST 1996-3
filed 1997-03-27
CIK 1016772

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           Form 10-K

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1996
                               OR
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
           REQUIRED]
        For the transition period from     to    .

               Commission File number 33-99346.03

AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-3
        (Exact name of registrant as specified in its charter)
       New York                               Pending
 (State of other jurisdiction             (I.R.S. Employer
              of                        Identification No.)
incorporation or organization)

  c/o Bankers Trust Company
      Four Albany Street                       10006
      New York, New York                     (Zip Code)
    (Address of principal
      executive offices)

Registrant's telephone number, including area code: (909) 605-7600

Securities registered pursuant to Section 12(b) of the Act:

             None                               None
    (Title of each class)            (Name of each exchange on
                                         which registered)
  Securities registered pursuant to Section 12 (g) of the Act:
                              None
                        (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No       .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing: Not Applicable

               Documents Incorporated by Reference
Not Applicable

                             PART I

ITEM 1 - BUSINESS

     Not Applicable.

ITEM 2 - PROPERTIES

     Not Applicable.

ITEM 3 - LEGAL PROCEEDINGS

     AMRESCO Residential Securities Corporation (the "Depositor") is not aware of any material pending legal proceedings involving either the AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-3 (the "Trust") established pursuant to the Pooling and Servicing Agreement dated June 1, 1996, among the Depositor, AMRESCO Residential Mortgage Corporation in its capacity as seller, Long Beach Mortgage Company and Advanta Mortgage Corp. USA as the servicers (the "Servicers"), and Bankers Trust Company, N.A., a national banking association in its capacity as trustee.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                            PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

      To the best knowledge of the Depositor, there is no established public trading market for any beneficial interests in the Trust.

      All of the Class A-1, A-2, A-3, A-4, A-5, A-6, A-7, and A-8 Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained from the DTC as of March 17, 1997, there were 3 holders of the Class A-1 Certificates, 11 holders of the Class A-2 Certificates, 4 holders of the Class A-3 Certificates, 14 holders of the Class A-4 Certificates, 8 holders of the Class A-5 Certificates, 7 holders of the Class A-6 Certificates, 12 holders of the Class A-7 Certificates, and 2 holders of the Class A-8 Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

     Not applicable.

ITEM  7  -  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

     Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      In addition to the information included in the Annual Compilation of Monthly Trustee's Statements attached as Exhibit
99.3 hereto, the gross servicing compensation paid to the Servicers for the year ended December 31, 1996 was $639,853.

ITEM  9  -  CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                            PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not applicable.

ITEM 11 - EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Class A Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Class A Certificates is based upon information obtained from the DTC and represents ownership of beneficial interest in the Certificates held by the DTC. The Depositor is not aware of any Schedules 13D or 13G's filed with the Securities and Exchange Commission in respect of the Certificates.

                                               Amount Owned
                                          (All Dollar Amounts Are
                                               in Thousands)
Name and Address                  Class  Principal   Percent

First National Bank of Chicago     A-1   6,000,000            8.5%
One First national Plaza,
Suite 0417
Chicago, IL  60670

Republic National Bank of New York-A-1   6,000,000            8.5%
Investment Account
One Hanson Place, Lower Level
Brooklyn, NY  11243

Swiss American Securities, Inc.    A-1   58,892,000          83.0%
100 Wall Street
New York, NY  10005

Bankers Trust Company              A-2   7,000,000           25.8%
C/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Corestates Bank/Commonwealth of PA A-2   4,435,000           16.4%
Global Proxy, Unit, A5NW
P.O. Box 1631
Boston, MA  02105-1631

Central Fidelity Bank, N.A.        A-2   5,000,000           18.4%
P.O. Box 27602, 5th Floor/Vault
Richmond, VA  23261

Chase Manhattan Bank               A-2   2,750,000           10.1%
Two Chase Manhattan Plaza,
5th Floor
New York, NY  10081

State Street Bank & Trust Co.-     A-2   2,000,000            7.4%
Fiduciary
108 Myrtle Street
Newport Office Bldg.
N. Quincy, MA  02171

Northern Trust Company             A-2   4,150,000           15.3%
801 S. Canal C-In
Chicago, IL  60607

Bankers Trust Company              A-3   2,000,000            5.9%
C/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Citicorp Services, Inc.            A-3   5,000,000           14.6%
P.O. Box 30576
Tampa, FL  33630-3576

Northern Trust Company             A-3   22,000,000          64.4%
801 S. Canal C-In
Chicago, IL  60607

UMB BK, NA                         A-3   5,146,000           15.1%
P.O. Box 419260
Kansas City, MO  64141-6260

Bank One Capital Corporation       A-4   2,150,000           12.6%
C/o ADP Proxy Services
51 Mercedes Way
Englewood, NY  11717

Bank of New York (The)             A-4   2,875,000           16.9%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Chase Manhattan Bank               A-4   6,049,000           35.5%
Two Chase Manhattan Plaza,
5th Floor
New York, NY  10081

Wells Fargo Bank,                  A-4   2,875,000           16.9%
National Association
26610 West Agoura Road
Calabasas, CA  91307

Bankers Trust Company              A-5   2,000,000            8.8%
C/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Bear Stern Securities Corp./Portal A-5   1,615,000            7.1%
One Metrotech Center North,
4th Floor
Brooklyn, NY  11201-3862

Chase Manhattan Bank/Chemical      A-5   9,876,000           43.6%
Auto Settle Department
4 New York plaza, 4th Floor
New York, NY  10004

National City Bank                 A-5   4,350,000           19.2%
1900 East 9th Street
Cleveland, Oh  44114

SSB-Custodian Global Proxy Unit,   A-5   1,500,000            6.6%
A5NW
P.O. Box 1631
Boston, MA  02105-1631

UMB Bank, N.A.                     A-5   1,885,000            8.3%
P.O. Box 419260
Kansas City, MO  64141-6260

Boston Safe Deposit & Trust Co.    A-6   15,000,000          55.9%
C/o Mellon Bank N.A.
Three Mellon Bank Center
Room 153-3015
Pittsburgh, PA  15259

Chase Manhattan Bank               A-6   1,520,000            5.7%
Two Chase Manhattan Plaza,
5th Floor
New York, NY  10081

Northern Trust Company             A-6   2,000,000            7.4%
801 S. Canal C-In
Chicago, IL  60607

SSB-Custodian Global Proxy Unit,   A-6   4,337,000           16.1%
A5NW
P.O. Box 1631
Boston, MA  02105-1631

First Bank, N.A.                   A-6   2,000,000            7.4%
C/o ICE Proxy Services
71 Executive Blvd.
Farmingdale, NY  11735

Bank of New York (The)             A-7   3,000,000           11.4%
925 Patterson Plank Rd.
Secaucus, NJ  07094

Bankers Trust Company              A-7   2,525,000            9.6%
C/o BT Services Tennessee Inc.
Pension Trust Services
648 Grassmere Park Drive
Nashville, TN  37211

Boatmen's Trust Company            A-7   4,250,000           16.2%
100 N. Broadway
St. Louis, MO  63102

Chase Manhattan Bank, Trust        A-7   2,955,000           11.3%
Two chase Manhattan Plaza, 5th
Floor
New York, NY  10081

North Trust Company                A-7   1,600,000            6.1%
801 S. Canal C-In
Chicago, IL  60607

Wells Fargo Bank,                  A-7   4,550,000           17.4%
National Association
26610 Wet Agoura Road
Calabasas, CA  91307

Fifth Third Bank (The)             A-7   3,000,000           11.4%
Dept.00850 - Proxy
38 Fountain Square Plaza
Cincinnati, Oh  45263

Chase Manhattan Bank/Chemical      A-8   30,196,000          71.6%
Auto Settle Department
4 New York, NY  10004

Goldman, Sachs & Co.               A-8   12,000,000          28.4%
C/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     [None]

                            PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
          FORM   8-K

    (a)   The following documents are filed as part of this report:

     1.   Financial Statements:

          Not applicable.

     2.   Financial Statement Schedules:

          Not applicable.

     3.   Exhibits:


          Exhibit No.               Description
            99.1(a)       Statement of Compliance of the Servicer.
                           - Advanta
             99.1(b)      Statement of Compliance of the Servicer
                           - Long Beach
             99.2(a)      Annual Report of Independent Accountants
                           with respect to the Servicer's overall
                           servicing operations. - Arthur Andersen LLP
             99.2(b)      Annual Report of Independent Accountants
                           with respect to the Servicer's overall
                           servicing operations. - Deloitte & Touche LLP
              99.3        Annual compilation of Monthly Trustee's
                           Statement.

(b)  Reports on Form 8-K.

                Reports on Form 8-K have been filed by the Issuer during the last quarter of the period covered by this report.

                                   Items Reported/Financial
        Date of Reports on             Statements Filed
             Form 8-K
       October 25, 1996     Trustee's Monthly Report for the
                            October Monthly Period.
       November 25, 1996    Trustee's Monthly Report for the
                            November Monthly Period.
       December 26, 1996    Trustee's Monthly Report for the
                            December Monthly Period.

                           SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              AMRESCO RESIDENTIAL SECURITIES CORPORATION on behalf of AMRESCO Residential Securities Corporation Mortgage Loan Trust 1996-3


                    By:  /s/ Ronald B. Kirkland
                    Name:    Ronald B. Kirkland
                    Title:   Vice President and Chief Accounting
                             Officer


Date:  March 26, 1997

                       INDEX TO EXHIBITS
                           Item 14(C)


         Exhibit No.                   Description
           99.1(a)         Statement of Compliance of the Servicer
                            - Advanta
           99.1(b)         Statement of Compliance of the Servicer
                            - Long Beach
           99.2(a)         Annual Report of Independent Accountants
                            with respect to the Servicer's overall
                            servicing operations. - Arthur Andersen LLP
           99.2(b)         Annual Report of Independent Accountants
                            with respect to the Servicer's overall
                            servicing operations. - Deloitte & Touche LLP
           99.3            Annual compilation of Monthly Trustee's
                            Statement.